Form 10-Q
period 1994-06-30
CRC II LIMITED PARTNERSHIP
filed 1994-08-03
CIK 922592

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



         For Quarter Ended  June 30, 1994  Commission File No.   N/A
                            -------------                       ------


                          CRC-II LIMITED PARTNERSHIP
- - -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)




   MASSACHUSETTS                                              04-3213679
- - -----------------------------------------------------------------------------
(State of Organization)                                    (I.R.S. Employer
                                                          Identification No.)




   9330 BALBOA AVENUE, SAN DIEGO, CA                                 92123
- - -----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


          Registrant's telephone number, including area code  (619) 571-2470
                                                              --------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes       No  X
                                      ----    ----

                           CRC-II LIMITED PARTNERSHIP

                            UNAUDITED BALANCE SHEETS


                                     ASSETS
                                                  June 30,   December 31,
                                                    1994         1993
                                                -----------  -----------
Cash . . . . . . . . . . . . . . . . . . . .    $       100  $       100
Sinking fund deposits. . . . . . . . . . . .        425,240           --
Long-term notes receivable . . . . . . . . .     37,899,923           --
                                                -----------  -----------
TOTAL. . . . . . . . . . . . . . . . . . . .    $38,325,263  $       100
                                                ===========  ===========


                        LIABILITIES AND PARTNERS' CAPITAL

Sinking fund liability . . . . . . . . . . .    $   425,240  $        --
Long-term notes payable. . . . . . . . . . .     37,899,923           --
Partners' Capital:
  General Partner. . . . . . . . . . . . . .              1            1
  Limited Partner. . . . . . . . . . . . . .             99           99
                                                -----------  -----------
    Total Partners' Capital. . . . . . . . .            100          100
                                                -----------  -----------
TOTAL. . . . . . . . . . . . . . . . . . . .    $38,325,263  $       100
                                                ===========  ===========



                 See accompanying notes to financial statements.

                           CRC-II LIMITED PARTNERSHIP

                       UNAUDITED STATEMENTS OF OPERATIONS

                                         Three months         Six months
                                             ended               ended
                                        June 30, 1994       June 30, 1993
                                        -------------       -------------
Revenues:
  Interest income. . . . . . . . . . . .   $1,012,707         $2,014,627
  Administrative fee income. . . . . . .        6,250             12,500
                                           ----------         ----------
                                            1,018,957          2,027,127
                                           ----------         ----------

Expenses:
  Interest expense . . . . . . . . . . .    1,012,707          2,014,627
  Administrative fee expense . . . . . .        6,250             12,500
                                           ----------         ----------
                                            1,018,957          2,027,127
                                           ----------         ----------
Net earnings . . . . . . . . . . . . . .   $       --         $       --
                                           ==========         ==========



                 See accompanying notes to financial statements.

                           CRC-II LIMITED PARTNERSHIP

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                               Six months
                                                                  ended
                                                              June 30, 1994
                                                             --------------
Cash flows from operations:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . .   $        --
                                                               -----------
    Cash flows provided by operations. . . . . . . . . . . .            --
                                                               -----------
Cash flows from investing activities:
  Long-term notes receivable purchased . . . . . . . . . . .   (37,794,505)
                                                               -----------
    Cash flows used in investing activities. . . . . . . . .   (37,794,505)
                                                               -----------
Cash flows from financing activities:
  Proceeds from issuance of
    long-term notes payable. . . . . . . . . . . . . . . . .    37,794,505
                                                               -----------
    Cash flows provided by
      financing activities . . . . . . . . . . . . . . . . .    37,794,505
                                                               -----------
Net increase in cash . . . . . . . . . . . . . . . . . . . .            --
Cash at beginning of period. . . . . . . . . . . . . . . . .           100
                                                               -----------
Cash at end of period. . . . . . . . . . . . . . . . . . . .   $       100
                                                               ===========


                 See accompanying notes to financial statements.

                           CRC-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

      The accompanying unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements for and as of March 31, 1994. The Company had no operations in the prior year.

2.    ORGANIZATION

      CRC-II Limited Partnership ("CRC-II") and another similar special purpose limited partnership, CRC-I Limited Partnership ("CRC-I"), (collectively, "CRC") were organized December 8, 1993 to (i) acquire, own, hold and sell or transfer estates for years in various existing and to-be-constructed Foodmaker, Inc. restaurant properties, (ii) sell mortgage notes to the FM 1993A Corp. accompanied by a pledge of the foregoing estates for years, and (iii) lease the restaurant properties to Foodmaker. CRC-I and CRC-II may not engage in any other activities other than those required to accomplish the foregoing.

      FM 1993A Corp. was incorporated in the State of Delaware on December 22, 1993 for the purpose of: (i) issuing and selling debt obligations ("Notes"), as principal and as agent for CRC-I and CRC-II, Massachusetts limited partnerships, and (ii) acquiring, owning and holding obligations of CRC-I and CRC-II as well as accounts, investments and other property to be pledged as collateral for the Notes. FM 1993A Corp. may not engage in any other activities other than those required to accomplish the foregoing.

3.    SIGNIFICANT TRANSACTIONS

      On January 5, 1994, in a private placement transaction, FM 1993A Corp. issued and sold $70 million aggregate principal amount of Notes (the "Notes") for $68.9 million, less offering expenses of $2.5 million, which proceeds were used to purchase for $66.4 million, notes receivable from CRC-I and CRC-II with an aggregate principal amount of $70 million (collectively, the "CRC Notes"). The Notes are due November 1, 2003, payable interest only at the rate of 9.75% per annum semi-annually on July 1 and January 1 each year, with a mandatory prepayment of 50% of the original principal on the first business day of January 2003. The CRC Notes' payment and interest terms are equivalent to and structured to coincide with the Notes such that funds will be available to make payments on the Notes. In addition, the CRC Notes require semi-annual sinking fund payments to a trustee of $747 thousand, which will be utilized to partially fund the 50% prepayment in January 2003. CRC-I and CRC-II used the proceeds of the CRC Notes (of which approximately 43% relates to CRC-I and 57% to CRC-II) to purchase estates for years in various Foodmaker restaurant properties and, in a transaction accounted for as a financing, will lease back such properties to Foodmaker on terms which will provide the funds necessary to make the CRC Notes' payments. The Notes are secured by, among other things, the CRC Notes, the CRC leases to Foodmaker, first priority liens on the underlying properties and any sinking fund or other amounts held in trust.

      CRC's only source of liquidity is collection of Foodmaker's payments on the CRC leases. If Foodmaker were to fail to make payments to CRC on the financing leases, CRC would be unable to make payments on the CRC Notes. CRC would then be required to initiate proceedings to gain possession of, liquidate or obtain tenants for the restaurant properties. Although CRC-I and CRC-II believed at the time of the transaction that the value of the restaurant properties and other collateral would be adequate to secure the CRC leases, there can be no assurance that such collateral will continue to maintain its value or that, if necessary, it can be liquidated in sufficient amounts or at times required to satisfy all scheduled principal and interest payments.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Results of Operations

     CRC-I and CRC-II limited partnerships were organized in December 1993 under the laws of the Commonwealth of Massachusetts, and FM 1993A Corp., a special purpose corporation, was incorporated in the State of Delaware in December 1993, all for the benefit of Foodmaker in connection with the financing of certain of its restaurant properties. Operations commenced on January 4, 1994 with the issuance and sale by FM 1993A Corp., in a private placement transaction, of $70 million aggregate principal amount of Notes. The net sales proceeds from the sale of the Notes were approximately $68.9 million, which proceeds were used to purchase the CRC-I Note, issued in the principal amount of approximately $30.2 million, and the CRC-II Note, issued in the principal amount of approximately $39.8 million, for approximately $66.4 million (the total acquisition cost of the estates for years purchased by CRC-I and CRC-II). The closing costs paid by the FM 1993A Corp. were approximately $2.5 million. The Notes are due November 1, 2003, payable interest only at the rate of 9.75% per annum semi-annually on the first business day of each January and July and continuing through the first business day of July 2003. A mandatory prepayment of 50% of the original balance of the Notes is due on the first business day of January 2002. The CRC Notes' payment and interest terms are equivalent to and structured to coincide with the Notes such that funds will be available to make payments on the Notes. In addition, the CRC Notes require semi-annual sinking fund payments to a trustee of approximately $.7 million, which will be utilized to partially fund the 50% prepayment due in January 2002. The proceeds of the CRC Notes (of which approximately 43% relates to CRC-I and 57% to CRC-II) have been and will be used by CRC-I and CRC-II to purchase estates for years in various Foodmaker restaurant properties and, in a transaction accounted for as a financing, CRC-I and CRC-II will lease back such properties to Foodmaker on terms which will provide the funds required to make the necessary payments on CRC Notes. The Notes are secured by, among other things, the CRC Notes, the CRC leases to Foodmaker, first priority liens on the leased properties and any sinking fund or other amounts held in trust.

     CRC-I and CRC-II reflect the financing lease obligations of Foodmaker as 9.75% notes receivable and have equivalent notes payable to FM 1993A Corp. (the CRC Notes), with face amounts and net proceeds, respectively, of approximately $30.2 million and approximately $28.6 million for CRC-I and approximately $39.8 million and approximately $37.8 million for CRC-II. As a result, interest income and expense, inclusive of amortization of approximately $.2 million of original issue discount, will each be approximately $2.9 million for CRC-I and approximately $3.9 million for CRC-II, respectively. For the three and six months ended June 30, 1994, slightly less than one-fourth and one-half, respectively, of the annual amounts are reflected as interest income and expense, since the notes were issued a few days after the beginning of the periods.

      No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the partnership.

Liquidity and Capital Resources

     The only source of liquidity for CRC-I and CRC-II is collection of scheduled payments by Foodmaker on the CRC leases. The basic amounts payable on the CRC leases are equal to, and timed to coincide with, the payments required to be made on the CRC Notes. The CRC leases and CRC Notes require sinking fund payments to the Trustee, which, in addition to the value of the leased properties, should provide an increasing amount of security through year nine of the Notes. If Foodmaker were to fail to make payments on the CRC leases, CRC-I and CRC-II would be unable to make payments on the CRC Notes. FM 1993A Corp. and/or CRC-I and CRC-II would then be required to initiate proceedings to gain possession of, liquidate or obtain tenants for the leased properties. Although CRC-I and CRC-II believed at the time of the transaction that the value of the restaurant properties and other collateral would be adequate to secure the CRC leases, there can be no assurance that such collateral will continue to maintain its value or that, if necessary, it can be liquidated in sufficient amounts or at times required to satisfy all scheduled principal and interest payments.

PART II - OTHER INFORMATION

There is no information required to be reported for any items under Part II.

                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated.


                                   CRC-II LIMITED PARTNERSHIP
                                   By:  CRC-II Corp., General Partner


                                     By: CHARLES W. DUDDLES
                                         --------------------------
                                         Charles W. Duddles,
                                         President, Treasurer and Clerk
                                         (Duly Authorized Signatory)



Date: August 3, 1994